Form 10-K
period 2022-12-31
Morgan Stanley Capital I Trust 2018-H3
filed 2023-03-28
CIK 1742383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

•   the Orlando Airport Marriott Lakeside mortgage loan, which is serviced pursuant to the UBS 2018-C11 pooling and servicing agreement attached hereto as Exhibit 4.2;

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

•   Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the UBS 2018-C11 pooling and servicing agreement, pursuant to which the Orlando Airport Marriott Lakeside mortgage loan is currently serviced, and the master servicer under the CGCMT 2018-B2 pooling and servicing agreement, pursuant to which the Axcelis Corporate Center mortgage loan and the Fort Knox Executive Park mortgage loan are serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2018-H3 master servicer, is not affiliated with any sponsor and services only the Orlando Airport Marriott Lakeside mortgage loan, the Axcelis Corporate Center mortgage loan and the Fort Knox Executive Park mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as UBS 2018-C11 master servicer and CGCMT 2018-B2 master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   NCB, FSB, as NCB master servicer and NCB special servicer under the BANK 2018-BNK12 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2018-BNK12 securitization trust by NCB, FSB. On March 12, 2021, AEGON USA Realty Advisors, LLC was replaced as Fair Oaks Mall special servicer under the BANK 2018-BNK12 pooling and servicing agreement and succeeded by Situs Holdings, LLC. Situs Holdings, LLC, as Fair Oaks Mall special servicer under the BANK 2018-BNK12 pooling and servicing agreement, only has obligations in respect of the Fair Oaks Mall mortgage loan securitized thereunder.  Each such party has no obligations with respect to the Rittenhouse Hill mortgage loan and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Torchlight Loan Services, LLC was, until August 10, 2022, the special servicer under the BANK 2018-BNK13 pooling and servicing agreement, pursuant to which the Griffin Portfolio II mortgage loan is serviced. Because Torchlight Loan Services, LLC is not the MSC 2018-H3 special servicer, is not affiliated with any sponsor and serviced only the Griffin Portfolio II mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Torchlight Loan Services, LLC, as BANK 2018-BNK13 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Mount Street US (Georgia) LLP is the current special servicer under the BANK 2018-BNK13 pooling and servicing agreement, pursuant to which the Griffin Portfolio II mortgage loan is serviced. On August 11, 2022, Torchlight Loan Services, LLC was replaced as special servicer under the BANK 2018-BNK13 pooling and servicing agreement and was succeeded by Mount Street US (Georgia) LLP. Because Mount Street US (Georgia) LLP is not the MSC 2018-H3 special servicer, is not affiliated with any sponsor and services only the Griffin Portfolio II mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Mount Street US (Georgia) LLP, as BANK 2018-BNK13 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   CWCapital Asset Management LLC is the special servicer under the Benchmark 2018-B4 pooling and servicing agreement, pursuant to which the 636 11th Avenue and Westbrook Corporate Center mortgage loans are serviced. Because CWCapital Asset Management LLC is not the MSC 2018-H3 special servicer, is not affiliated with any sponsor and services only the 636 11th Avenue and Westbrook Corporate Center mortgage loans, which collectively constitute more than 5% but less than 10% of the mortgage pool, CWCapital Asset Management LLC, as Benchmark 2018-B4 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Citibank, N.A., as certificate administrator under the CGCMT 2018-B2 pooling and servicing agreement, pursuant to which the Axcelis Corporate Center mortgage loan and the Fort Knox Executive Park mortgage loan are serviced, engaged U.S. Bank National Association to perform the related custodial services with respect to such mortgage loans, and U.S. Bank National Association performed all such custodial services pursuant to the related pooling and servicing agreement. Because U.S. Bank National Association is not the MSC 2018-H3 custodian, is not affiliated with any sponsor and only services the Axcelis Corporate Center mortgage loan and the Fort Knox Executive Park mortgage loan, which collectively constitute less than 5% of the mortgage pool, U.S. Bank National Association, as a CGCMT 2018-B2 servicing function participant, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Argentic Services Company LP is the current special servicer under the UBS 2018-C11 pooling and servicing agreement, pursuant to which the Orlando Airport Marriott Lakeside mortgage loan is currently serviced, and the current special servicer under the BANK 2018-BNK12 pooling and servicing agreement, pursuant to which the Rittenhouse Hill mortgage loan is serviced.  On May 6, 2020, LNR Partners, LLC, was replaced as special servicer under the UBS 2018-C11 pooling and servicing agreement  (other than with respect to the 5th Street mortgage loan included in the UBS 2018-C11 mortgage pool) and succeeded by Argentic Services Company LP.  On July 6, 2020, Midland Loan Services, a Division of PNC Bank, National Association, was replaced as special servicer under the BANK 2018-BNK12 pooling and servicing agreement and succeeded by Argentic Services Company LP.

•   Midland Loan Services, a Division of PNC Bank, National Association, as special servicer with respect to the 5th Street Station mortgage loan under the UBS 2018-C11 pooling and servicing agreement, only has obligations in respect of the 5th Street Station mortgage loan securitized thereunder.  On May 18, 2020, LNR Partners, LLC was replaced as special servicer with respect to the 5th Street Station mortgage loan under the UBS 2018-C11 pooling and servicing agreement and was succeeded by Midland Loan Services, a Division of PNC Bank, National Association. Midland Loan Services, a Division of PNC Bank, National Association, acting as special servicer with respect to the 5th Street Station mortgage loan under the UBS 2018-C11 pooling and servicing agreement, has no obligations with respect to any mortgage loan included in the MSC 2018-H3 mortgage pool and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK13 pooling and servicing agreement, pursuant to which the Griffin Portfolio II mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Griffin Portfolio II mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK12 pooling and servicing agreement, pursuant to which the Rittenhouse Hill mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Rittenhouse Hill mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the Benchmark 2018-B4 pooling and servicing agreement, pursuant to which the Westbrook Corporate Center mortgage loan and the 636 11th Avenue mortgage loan are serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Westbrook Corporate Center mortgage loan and the 636 11th Avenue mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2018-C44 pooling and servicing agreement, pursuant to which the Prince and Spring Street Portfolio mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Prince and Spring Street Portfolio mortgage loan for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being nonappealable on August 30, 2022. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association discloses that a material instance of noncompliance occurred, as described below:

KeyBank National Association (KeyBank) has identified the following material instance of noncompliance with servicing criteria 1122(d)(4)(ix) during the calendar year ended December 31, 2022, with respect to the Platform. The material instance of noncompliance does not relate to KeyBank’s performance under any pooling and servicing agreement applicable to the securitization transaction that is the subject of this Form 10-K.

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

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

(4.2) Pooling and Servicing Agreement, dated as of July 1, 2018, between UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and as certificate administrator, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the UBS 2018-C11 securitization transaction, pursuant to which the Orlando Airport Marriott Lakeside Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on July 12, 2018 under SEC File No. 333-206582-15 and incorporated by reference herein).

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

33.6  LNR Partners, LLC, as Special Servicer

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  KeyBank National Association, as Primary Servicer

33.9  CoreLogic Solutions, LLC, as Servicing Function Participant

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.16  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22)

33.17  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CGCMT 2018-B2 securitization, pursuant to which the following mortgage loans were serviced by such party: Axcelis Corporate Center (from 1/1/22 to 12/31/22) and Fort Knox Executive Park (from 1/1/22 to 12/31/22) (see Exhibit 33.16)

33.18  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.20  Mount Street US (Georgia) LLP, as Special Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 8/11/22 to 12/31/22)

33.21  Torchlight Loan Services, LLC, as Special Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 8/10/22)

33.22  Argentic Services Company LP, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22)

33.23  CWCapital Asset Management LLC, as Special Servicer under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22)

33.24  Argentic Services Company LP, as Special Servicer under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22) (see Exhibit 33.22)

33.25  LNR Partners, LLC, as Special Servicer under the CGCMT 2018-B2 securitization, pursuant to which the following mortgage loans were serviced by such party: Axcelis Corporate Center (from 1/1/22 to 12/31/22) and Fort Knox Executive Park (from 1/1/22 to 12/31/22) (see Exhibit 33.6)

33.26  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.27  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.28  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.29  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.30  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.31  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.32  Wells Fargo Bank, National Association, as Custodian under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.33  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.34  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.35  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  LNR Partners, LLC, as Special Servicer

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  KeyBank National Association, as Primary Servicer

34.9  CoreLogic Solutions, LLC, as Servicing Function Participant

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.12  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.16  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22)

34.17  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the CGCMT 2018-B2 securitization, pursuant to which the following mortgage loans were serviced by such party: Axcelis Corporate Center (from 1/1/22 to 12/31/22) and Fort Knox Executive Park (from 1/1/22 to 12/31/22) (see Exhibit 34.16)

34.18  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.20  Mount Street US (Georgia) LLP, as Special Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 8/11/22 to 12/31/22)

34.21  Torchlight Loan Services, LLC, as Special Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 8/10/22)

34.22  Argentic Services Company LP, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22)

34.23  CWCapital Asset Management LLC, as Special Servicer under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22)

34.24  Argentic Services Company LP, as Special Servicer under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22) (see Exhibit 34.22)

34.25  LNR Partners, LLC, as Special Servicer under the CGCMT 2018-B2 securitization, pursuant to which the following mortgage loans were serviced by such party: Axcelis Corporate Center (from 1/1/22 to 12/31/22) and Fort Knox Executive Park (from 1/1/22 to 12/31/22) (see Exhibit 34.6)

34.26  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.27  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.28  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.29  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.30  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.31  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.32  Wells Fargo Bank, National Association, as Custodian under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.33  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.34  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.35  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5  Wells Fargo Bank, National Association, as Master Servicer

35.6  LNR Partners, LLC, as Special Servicer

35.7  KeyBank National Association, as Primary Servicer

35.8  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.12 Argentic Services Company LP, as Special Servicer under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22)

35.13 Argentic Services Company LP, as Special Servicer under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22) (see Exhibit 35.12)

35.14  LNR Partners, LLC, as Special Servicer under the CGCMT 2018-B2 securitization, pursuant to which the following mortgage loans were serviced by such party: Axcelis Corporate Center (from 1/1/22 to 12/31/22) and Fort Knox Executive Park (from 1/1/22 to 12/31/22) (see Exhibit 35.6)

35.15  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.16  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK13 securitization, pursuant to which the following mortgage loans were serviced by such party: Griffin Portfolio II (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.17  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.18  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK12 securitization, pursuant to which the following mortgage loans were serviced by such party: Rittenhouse Hill (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.19  Wells Fargo Bank, National Association, as Custodian under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the Benchmark 2018-B4 securitization, pursuant to which the following mortgage loans were serviced by such party: Westbrook Corporate Center (from 1/1/22 to 12/31/22) and 636 11th Avenue (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.21  Wells Fargo Bank, National Association, as Custodian under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.22  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2018-C11 securitization, pursuant to which the following mortgage loans were serviced by such party: Orlando Airport Marriott Lakeside (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.23  Wells Fargo Bank, National Association, as Custodian under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.24  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2018-C44 securitization, pursuant to which the following mortgage loans were serviced by such party: Prince and Spring Street Portfolio (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated June 27, 2018, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on July 12, 2018 under SEC File No. 333-206582-15 and incorporated by reference herein).

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

Date:  March 28, 2023